Form 10-Q
period 2021-03-31
Pine Island Acquisition Corp.
filed 2021-07-01
CIK 1822835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐¨

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐¨¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2021, 21,838,800 shares of Class A common stock, par value $0.0001 per share, and 5,459,700 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PINE ISLAND ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PINE ISLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$300,767	$403,875
Prepaid expenses	749,232	875,684
Total current assets	1,049,999	1,279,559
Investments held in Trust Account	218,434,985	218,402,560
Total Assets	$219,484,984	$219,682,119

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$190,143	$83,866
Accrued expenses	96,688	90,000
Franchise tax payable	49,315	72,329
Total current liabilities	336,146	246,195

Derivative warrant liabilities	16,710,920	21,175,240
Deferred underwriting commissions	7,643,580	7,643,580
Total liabilities	24,690,646	29,065,015

Commitments and Contingencies

Class A common stock, $0.0001 par value; 18,979,433 and 18,561,710 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	189,794,330	185,617,100

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,859,367 and 3,277,090 shares issued and outstanding (excluding 18,979,433 and 18,561,710 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	286	328
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,459,700 shares issued and outstanding as of March 31, 2021 and December 31, 2020	546	546
Additional paid-in capital	3,163,152	7,340,340
Retained earnings (accumulated deficit)	1,836,024	(2,341,210)
Total stockholders' equity	5,000,008	5,000,004
Total Liabilities and Stockholders' Equity	$219,484,984	$219,682,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$269,797
Franchise tax expense	49,714
Loss from operations	(319,511)

Change in fair value of derivative warrant liabilities	4,464,320
Gain on investments held in trust account	32,425
Net income	$4,177,234

Weighted average shares outstanding of redeemable common stock subject to redemption, basic and diluted	18,566,351
Basic and diluted net income per share, redeemable common stock subject to redemption	$-

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	8,732,149
Basic and diluted net income per share, non-redeemable common stock	$0.48

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	3,277,090	$328	5,459,700	$546	$7,340,340	$(2,341,210)	$5,000,004
Common stock subject to possible redemption	(417,723)	(42)	-	-	(4,177,188)	-	(4,177,230)
Net income	-	-	-	-	-	4,177,234	4,177,234
Balance - March 31, 2021 (Unaudited)	2,859,367	$286	5,459,700	$546	$3,163,152	$1,836,024	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$4,177,234
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,464,320)
Gain on investments held in trust account	(32,425)
Changes in operating assets and liabilities:
Prepaid expenses	126,452
Accounts payable, excluding offering costs	134,157
Accrued expenses	6,688
Franchise tax payable	(23,014)
Net cash used in operating activities	(75,228)

Cash Flows from Financing Activities:
Offering costs paid	(27,880)
Net cash used in financing activities	(27,880)

Net change in cash	(103,108)

Cash - beginning of the period	403,875
Cash - end of the period	$300,767

Supplemental disclosure of non-cash financing activities:
Change in value of common stock subject to possible redemption	$4,177,230

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company does generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Pine Island Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective November 16, 2020. On November 19, 2020, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.7 million, inclusive of $7.0 million in deferred underwriting commissions (Note 5). On November 20, 2020, the underwriters partially exercised the over-allotment option and on November 24, 2020, purchased an additional 1,838,800 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $18.4 million, incurring additional offering costs of approximately $1.0 million in underwriting fees (inclusive of approximately $644,000 in deferred underwriting fees) (the “Over-Allotment”).

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

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial stockholders”) agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period.

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $301,000 in its operating bank account and a working capital of approximately $763,000 (excluding the tax obligations of approximately $49,000 that may be paid using the investment income earned in Trust Account).

The Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $105,000 (see Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 19, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 19, 2022. These accompanying unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ended December 31, 2021, or any other future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A-1 filed with the SEC on June 30, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, there were no cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. Treasury Bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

The Company issued 7,279,600 common stock warrants to investors in its Initial Public Offering and Over-Allotment issuance (“Public Warrants”) and issued 4,245,173 Private Placement Warrants. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently have been measured based on the listed market price of such warrants at each measurement date.

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 18,979,433 and 18,561,710 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 7,279,600 Class A common stock in the calculation of diluted loss per common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

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

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding during the period.

Non-redeemable common stock includes Class B common stocks and non-redeemable shares of Class A common stocks. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock:

For The three Months Ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator:
Income from investments held in Trust Account	$28,181
Less: Company's portion available to be withdrawn to pay taxes	(28,181)
Net income allocable to Class A common stock subject to possible redemption	$-

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	18,566,351
Basic and diluted net income per share	$-

Non-Redeemable Common Stock
Numerator:
Net income	$4,177,234
Net income allocable to Class A common stock subject to possible redemption	-
Net income attributable to non-redeemable common stock	$4,177,234

Denominator: Weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,732,149
Basic and diluted net income per share, Non-redeemable common stock	$0.48

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

FASB ASC Topic740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to applicable income tax examinations since inception.

Recent Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, the Company has elected to early adopt this standard on January 1, 2021 with no impact upon adoption.

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On November 19, 2020, the Company consummated its Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.7 million, inclusive of approximately $7.0 million in deferred underwriting commissions. On November 20, 2020, the underwriters partially exercised the over-allotment option and on November 24, 2020, purchased 1,838,800 Over-Allotment Units, generating gross proceeds of approximately $18.4 million, incurring additional offering costs of approximately $1.0 million in underwriting fees (inclusive of approximately $644,000 in deferred underwriting fees).

Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On August 24, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In September 2020, the Sponsor transferred 30,000 Founder Shares to Michael E. Roemer and 50,000 Founder Shares to David Wajsgras. These 80,000 Founder Shares had not been subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On each of November 13, 2020 on November 16, 2020, the Sponsor effected a surrender of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 8,625,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share surrenders. The Sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 24, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 1,838,800 Units and forfeited the remaining option; thus, only 290,300 shares of Class B common stock remain subject to forfeiture. On November 24, 2020, the remaining 290,300 shares of Class B common stock were forfeited.

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

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On August 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and was payable upon the completion of the Initial Public Offering. The Company had borrowed approximately $105,000 under the Note and fully repaid to the Sponsor on November 19, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Derivative Warrant Liabilities

As of March 31, 2021, the Company had 7,279,600 and 4,245,173 Public Warrants and Private Warrants outstanding, respectively.

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

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 2,859,367 and 3,277,090 shares of Class A common stock issued and outstanding, excluding 18,979,433 and 18,561,710 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On August 24, 2020, the Company issued 8,625,000 shares of Class B common stock. On each of November 13, 2020 and on November 16, 2020, the Sponsor effected a surrender of 1,437,500 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 8,625,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share surrenders. Of the 5,750,000 shares of Class B common stock outstanding, up to 750,000 shares had been subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On November 24, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 1,838,800 Units and forfeited the remaining option; thus, only 290,300 shares of Class B common stock remain subject to forfeiture. On November 24, 2020, the remaining 290,300 shares of Class B common stock subject to forfeiture were forfeited. As of March 31, 2021 and December 31, 2020, 5,459,700 shares were issued and outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$218,434,631	$-	$-
Liabilities:
Derivative warrant liabilities - Public Warrants	$10,555,420	$-	$-
Derivative warrant liabilities - Private Placement Warrants	$-	$-	$6,155,500

	Fair Value Measured as of December 31, 2020
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$218,401,527	$-	$-
Liabilities:
Derivative warrant liabilities - Public and Private Placement Warrants	$-	$-	$21,175,240

(1)	Excludes $353 and $1,033 of cash held in the Trust Account as of March 31, 2021 and December 31, 2020, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of March 31, 2021
Volatility	23.5%
Stock price	$10.01
Time to M&A	5.75
Risk-free rate	1.0%
Dividend yield	0.0%

PINE ISLAND ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$21,175,240
Transfer of Public Warrants to Level 1	(13,321,670)
Change in fair value of derivative warrant liabilities - Private Placement Warrants	(1,698,070)
Derivative warrant liabilities at March 31, 2021 - Private Placement Warrants	$6,155,500

Note 9—Subsequent Events

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

Our sponsor is Pine Island Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective November 16, 2020. On November 19, 2020, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.7 million, inclusive of $7.0 million in deferred underwriting commissions. On November 20, 2020, the underwriters partially exercised the over-allotment option and on November 24, 2020, purchased an additional 1,838,800 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $18.4 million, incurring additional offering costs of approximately $1.0 million in underwriting fees (inclusive of approximately $644,000 in deferred underwriting fees) (the “Over-Allotment”).

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

Results of Operations

Our entire activity since inception through March 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had a net income of approximately $4.2 million, which consisted of approximately $4.5 million in change in the fair value of derivative warrant liabilities and approximately $32,000 of gain on investments held in the Trust Account offset by approximately $270,000 of general and administrative expenses and $50,000 of franchise tax expense.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $301,000 in our operating bank account and a working capital of approximately $763,000 (excluding the tax obligations of approximately $49,000 that may be paid using the investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our Sponsor to purchase the Founder Shares, a loan under a promissory note from our Sponsor of approximately $105,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory note on November 19, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Stockholders may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Annual Report on Form 10-K/A-1 filed with the SEC on June 30, 2021.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management's Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A-1 as filed with the SEC on June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

   None.

Item 1A.	Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the Annual Report on Form 10-K/A-1 as filed with the SEC on June 30, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our most recent Form 10-K/A-1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On August 24, 2020, our Sponsor purchased 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. In September 2020, our Sponsor transferred 30,000 Founder Shares to Michael E. Roemer and 50,000 Founder Shares to David Wajsgras. These 80,000 Founder Shares had not been subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. On each of November 13, 2020 and on November 16, 2020, our Sponsor effected a surrender of 1,437,500 shares of Class B common stock to us for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 8,625,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share surrenders. Our Sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On November 24, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 1,838,800 Units and forfeited the remaining option; thus, only 290,300 shares of Class B common stock remain subject to forfeiture. On November 24, 2020, the remaining 290,300 shares of Class B common stock were forfeited.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of June 2021.

PINE ISLAND ACQUISITION CORP.

By:	/s/ Philip A. Cooper
Name:	Philip A. Cooper
Title:	Chief Executive Officer