Form 10-Q
period 2021-06-30
Pine Island Acquisition Corp.
filed 2021-08-16
CIK 1822835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ◻

As of August 16, 2021, 21,838,800 shares of Class A common stock, par value $0.0001 per share, and 5,459,700 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

2

PINE ISLAND ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

PINE ISLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$84,497	$403,875
Prepaid expenses	630,489	875,684
Total current assets	714,986	1,279,559
Investments held in Trust Account	218,439,749	218,402,560
Total Assets	$219,154,735	$219,682,119

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$153,205	$83,866
Accrued expenses	424,500	90,000
Franchise tax payable	69,671	72,329
Total current liabilities	647,376	246,195

Derivative warrant liabilities	13,944,980	21,175,240
Deferred underwriting commissions	7,643,580	7,643,580
Total liabilities	22,235,936	29,065,015

Commitments and Contingencies

Class A common stock, $0.0001 par value; 19,191,879 and 18,561,710 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	191,918,790	185,617,100

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,646,921 and 3,277,090 shares issued and outstanding (excluding 19,191,879 and 18,561,710 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	265	328
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,459,700 shares issued and outstanding	546	546
Additional paid-in capital	1,038,713	7,340,340
Retained earnings (accumulated deficit)	3,960,485	(2,341,210)
Total stockholders' equity	5,000,009	5,000,004
Total Liabilities and Stockholders' Equity	$219,154,735	$219,682,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For The Three	For The Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$596,381	$866,178
Franchise tax expense	49,863	99,577
Loss from operations	(646,244)	(965,755)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,765,940	7,230,260
Income on investments held in trust account	4,765	37,189
Net income	$2,124,461	$6,301,694

Weighted average shares outstanding of redeemable common stock subject to redemption, basic and diluted	18,981,768	18,775,207
Basic and diluted net income per share, redeemable common stock subject to redemption	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	8,316,732	8,523,293
Basic and diluted net income per share, non-redeemable common stock	$0.26	$0.74

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Retained Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance - January 1, 2021	3,277,090	$328	5,459,700	$546	$7,340,340	$(2,341,210)	$5,000,004
Common stock subject to possible redemption	(417,723)	(42)	—	—	(4,177,188)	—	(4,177,230)
Net income	—	—	—	—	—	4,177,234	4,177,234
Balance - March 31, 2021 (unaudited)	2,859,367	286	5,459,700	546	3,163,152	1,836,024	5,000,008
Common stock subject to possible redemption	(212,446)	(21)	—	—	(2,124,439)	—	(2,124,460)
Net income	—	—	—	—	—	2,124,461	2,124,461
Balance - June 30, 2021 (unaudited)	2,646,921	$265	5,459,700	$546	$1,038,713	$3,960,485	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$6,301,694
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,230,260)
Income on investments held in trust account	(37,189)
Changes in operating assets and liabilities:
Prepaid expenses	245,196
Accounts payable, excluding offering costs	97,219
Accrued expenses	334,500
Franchise tax payable	(2,658)
Net cash used in operating activities	(291,498)

Cash Flows from Financing Activities:
Offering costs paid	(27,880)
Net cash used in financing activities	(27,880)

Net change in cash	(319,378)

Cash - beginning of the period	403,875
Cash - end of the period	$84,497

Supplemental disclosure of non-cash financing activities:
Change in value of common stock subject to possible redemption	$6,301,690

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company does generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $85,000 in its operating bank account and a working capital of approximately $137,000 (excluding the tax obligations of approximately $70,000 that may be paid using the investment income earned in Trust Account).

The Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $105,000 (see Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 19, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ended December 31, 2021, or any other future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, there were no cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. Treasury Bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company issued 7,279,600 common stock warrants to investors in its Initial Public Offering and Over-Allotment issuance (“Public Warrants”) and issued 4,245,173 Private Placement Warrants. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently have been measured based on the listed market price of such warrants at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 19,191,879 and 18,561,710 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For The Three	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2021
Class A redeemable Common stock
Numerator:
Income from investments held in Trust Account	$4,187	$32,682
Less: Company's portion available to be withdrawn to pay taxes	(4,187)	(32,682)
Net income allocable to Class A redeemable common stock	$—	$—

Denominator: Weighted average Class A redeemable common stock
Basic and diluted weighted average shares outstanding	18,981,768	18,775,207
Basic and diluted net income per share, Class A redeemable Common stock	$—	$—

Non-Redeemable Common Stock
Numerator:
Net income	$2,124,461	$6,301,694
Net income allocable to Class A redeemable common stock	—	—
Net income attributable to non-redeemable common stock	$2,124,461	$6,301,694

Denominator: Weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,316,732	8,523,293
Basic and diluted net income per share, Non-redeemable common stock	$0.26	$0.74

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to applicable income tax examinations since inception.

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying condensed financial statements.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Derivative Warrant Liabilities

As of June 30, 2021, the Company had 7,279,600 and 4,245,173 Public Warrants and Private Warrants outstanding, respectively.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities).

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities); and
●	if, and only if, the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities), the Private Placement Warrants are concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 2,646,921 and 3,277,090 shares of Class A common stock issued and outstanding, excluding 19,191,879 and 18,561,710 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,459,700 shares of Class B common stock issued and outstanding.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 8—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair value Measured as of June 30, 2021
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$218,439,396	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$8,808,320	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$5,136,660

	Fair value Measured as ofDecember 31, 2020
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$218,401,527	$—	$—
Liabilities:
Derivative warrant liabilities - Public and Private Placement Warrants	$—	$—	$21,175,240
(1)	Excludes $353 and $1,033 of cash held in the Trust Account as of June 30, 2021 and December 31, 2020, respectively.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2021	As of March 31, 2021	As of December 31, 2020
Volatility	21.0%	23.5%	30.0%
Stock price	$9.76	$10.01	$9.70
Time to M&A	5.50	5.75	6
Risk-free rate	0.9%	1.0%	0.5%
Dividend yield	0.0%	0.0%	0.0%

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$21,175,240
Transfer of Public Warrants to Level 1	(13,321,670)
Change in fair value of derivative warrant liabilities - Level 3	(1,698,070)
Derivative warrant liabilities at March 31, 2021 - Level 3	$6,155,500
Change in fair value of derivative warrant liabilities - Level 3	(1,018,840)
Derivative warrant liabilities at June 30, 2021 - Level 3	$5,136,660

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Our entire activity since inception through June 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net income of approximately $2.1 million, which consisted of approximately $2.8 million in change in the fair value of derivative warrant liabilities and approximately $5,000 of income on investments held in the Trust Account offset by approximately $596,000 of general and administrative expenses and $50,000 of franchise tax expense.

For the six months ended June 30, 2021, we had a net income of approximately $6.3 million, which consisted of approximately $7.2 million in change in the fair value of derivative warrant liabilities and approximately $37,000 of income on investments held in the Trust Account offset by approximately $866,000 of general and administrative expenses and $100,000 of franchise tax expense.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $85,000 in our operating bank account and a working capital of approximately $137,000 (excluding the tax obligations of approximately $70,000 that may be paid using the investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our Sponsor to purchase the Founder Shares, a loan under a promissory note from our Sponsor of approximately $105,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory note on November 19, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Stockholders may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted the ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the 2020-06 ASU did not impact the Company’s financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A-1 as filed with the SEC on June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

   None.

Item 1A.Risk Factors.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

PINE ISLAND ACQUISITION CORP.

By:	/s/ Philip A. Cooper
Name:	Philip A. Cooper
Title:	Chief Executive Officer