Form 10-Q
period 2021-09-30
Pine Island Acquisition Corp.
filed 2021-11-22
CIK 1822835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

As of November 22, 2021, 21,838,800 shares of Class A common stock, par value $0.0001 per share, and 5,459,700 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PINE ISLAND ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3

	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021 and for the Period from August 21, 2020 (Inception) Through September 30, 2020	4

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for The Three and Nine Months Ended September 30, 2021 and for the Period from August 21, 2020 (Inception) Through September 30, 2020	5

	Unaudited Condensed Statements of Cash Flows for The Nine Months Ended September 30, 2021 and for the Period from August 21, 2020 (Inception) Through September 30, 2020	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

PINE ISLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$9,953	$403,875
Prepaid expenses	514,239	875,684
Total current assets	524,192	1,279,559
Investments held in Trust Account	218,442,886	218,402,560
Total Assets	$218,967,078	$219,682,119

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$236,501	$83,866
Accrued expenses	428,000	90,000
Franchise tax payable	105,328	72,329
Note payable	50,000	—
Total current liabilities	819,829	246,195

Derivative warrant liabilities	9,680,820	21,175,240
Deferred underwriting commissions	7,643,580	7,643,580
Total liabilities	18,144,229	29,065,015

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 21,838,800 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	218,388,000	218,388,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,459,700 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	546	546
Additional paid-in capital	—	—
Accumulated deficit	(17,565,697)	(27,771,442)
Total stockholders' deficit	(17,565,151)	(27,770,896)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$218,967,078	$219,682,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For The Period
			From August 21,
			2020 (inception)
	Three Months	Nine Months	through
	Ended	Ended	September 30,
	September 30, 2021	September 30, 2021	2020
General and administrative expenses	$312,836	$1,179,013	$1,137
Franchise tax expense	50,411	149,988	21,968
Loss from operations	(363,247)	(1,329,001)	(23,105)
Other income:
Change in fair value of derivative warrant liabilities	4,264,160	11,494,420	—
Gain on investments held in trust account	3,137	40,326	—
Net income (loss)	$3,904,050	$10,205,745	$(23,105)

Weighted average shares outstanding of Class A common stock	21,838,800	21,838,800	—
Basic and diluted net income per share, Class A common stock	$0.14	$0.37	$—

Weighted average shares outstanding of Class B common stock	5,459,700	5,459,700	5,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.14	$0.37	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2020, as restated	—	$—	5,459,700	$546	$—	$(27,771,442)	$(27,770,896)
Net income	—	—	—	—	—	4,177,234	4,177,234
Balance - March 31, 2021 (unaudited), as restated	—	—	5,459,700	546	—	(23,594,208)	(23,593,662)
Net income	—	—	—	—	—	2,124,461	2,124,461
Balance - June 30, 2021 (unaudited), as restated	—	—	5,459,700	546	—	(21,469,747)	(21,469,201)
Net income	—	—	—	—	—	3,904,050	3,904,050
Balance - September 30, 2021 (unaudited)	—	$—	5,459,700	$546	$—	$(17,565,697)	$(17,565,151)

For The Period from August 21, 2020 (Inception) Through September 30, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(23,105)	(23,105)
Balance - September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(23,105)	$1,895

(1) This number includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 24, 2020, the underwriters partially exercised their over-allotment option to purchase 1,838,800 additional units; thus, 290,300 shares of Class B common stock were forfeited (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

		For The Period
	Nine Months	From August 21,
	Ended	2020 (Inception)
	September 30,	Through
	2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$10,205,745	$(23,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,494,420)	—
Gain on investments held in trust account	(40,326)	—
Changes in operating assets and liabilities:
Prepaid expenses	361,445	—
Accounts payable	180,515	—
Accrued expenses	338,000	1,137
Franchise tax payable	32,999	21,968
Net cash used in operating activities	(416,042)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related parties	50,000	105,031
Offering costs paid	(27,880)	(97,121)
Net cash provided for financing activities	22,120	32,910

Net change in cash	(393,922)	32,910

Cash - beginning of the period	403,875	—
Cash - end of the period	$9,953	$32,910

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$—	$23,450
Offering costs included in accrued expenses	$—	$352,016

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company does generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $10,000 in its operating bank account and a working capital deficit of approximately $190,000.

The Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $105,000 (see Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 19, 2020. On September 10, 2021, the Company drew down $50,000 under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the period ended December 31, 2021, or any other future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A-1 filed with the SEC on June 30, 2021.

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on November 25, 2020 (the “Post-IPO Balance Sheet”), the Form 10-K/A filed with the SEC on July 1, 2021  and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet, the Form 10-K/A and the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.  The previously presented Post-IPO Balance Sheet, Form 10-K/A and Affected Quarterly Periods should no longer be relied upon.

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A common stock subject to possible redemption of approximately $29.1 million, a decrease to additional paid-in capital of $6.7 million, an increase to the accumulated deficit of $22.4 million, and the reclassification of 2,912,107 Class A common stock from permanent equity to Class A common stock subject to possible redemption as presented below.

November 19, 2020 - IPO Balance Sheet	As Previously Reported	Adjustment	As Restated
Total assets	$202,799,929	$—	$202,799,929
Total liabilities	$26,921,089	$—	$26,921,089
Class A common stock subject to redemption	$170,878,930	$29,121,070	$200,000,000
Preferred stock	$—
Class A common stock, par value $0.0001	$291	$(291)	$—
Class B common stock, par value $0.0001	$575	$—	$575
Additional paid-in captial	$6,751,956	$(6,751,956)	$—
Accumulated deficit	$(1,752,812)	$(22,368,823)	$(24,121,635)
Total stockholders’ equity (deficit)	$5,000,010	$(29,121,070)	$(24,121,060)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$202,800,029	$—	$202,800,029

The impact of the restatement on the financial statements for the Form 10-K/A is presented below.

December 31, 2020 - Balance Sheet	As Previously Reported	Adjustment	As Restated
Total assets	$219,682,119	$—	$219,682,119
Total liabilities	$29,065,015	$—	$29,065,015
Class A common stock subject to redemption	$185,617,100	$32,770,900	$218,388,000
Preferred stock	$—
Class A common stock, par value $0.0001	$328	$(328)	$—
Class B common stock, par value $0.0001	$546	$—	$546
Additional paid-in captial	$8,274,278	$(8,274,278)	$—
Accumulated deficit	$(3,275,148)	$(24,496,294)	$(27,771,442)
Total stockholders’ equity (deficit)	$5,000,004	$(32,770,900)	$(27,770,896)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$219,682,119	$—	$219,682,119

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of stockholders’ equity for the period from August 21, 2020 (inception) through December 31, 2020:

Form 10-K/A For the Period From August 21, 2020 (inception) through December 31, 2020

	As Previously Reported	Adjustment	As Restated
Sale of Shares in Initial Public Offering, Gross
Class A common stock, par value $0.0001	$2,184	$(2,184)	$—
Additional paid-in captial	$205,864,904	$(205,864,904)	$—
Total stockholders’ equity (deficit)	$205,867,088	$(205,867,088)	$—
Offering Costs
Additional paid-in captial	$(11,999,836)	$11,999,836	$—
Total stockholders’ equity (deficit)	$(11,999,836)	$11,999,836	$—
Class A Common Stock Subject to Possible Redemption
Class A common stock, par value $0.0001	$(1,856)	$1,856	$—
Additional paid-in captial	$(185,615,244)	$185,615,244	$—
Total stockholders’ equity (deficit)	$(185,617,100)	$185,617,100	$—
Accretion of Class A Common Stock to Redemption Amount
Additional paid-in captial	$—	$909,484	$909,484
Accumulated deficit	$—	$(25,430,232)	$(25,430,232)
Total stockholders’ equity (deficit)	$—	$(24,520,748)	$(24,520,748)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from August 21, 2020 (inception) through December 31, 2020:

Form 10-K/A (December 31, 2020): For the Period From August 21, 2020 (Inception) Through December 31, 2020

	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities	$(984,119)	$—	$(984,119)
Cash Flows from Investing Activities	$(218,388,000)	$—	$(218,388,000)
Cash Flows from Financing Activities	$219,775,994	$—	$219,775,994
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accounts payable	$30,160	$—	$30,160
Offering costs included in accrued expenses	$75,000	$—	$75,000
Deferred underwriting commissions in connection with the IPO	$7,643,580	$—	$7,643,580
Forfeiture of Class B common stock	$29	$—	$29
Initial Value of Class A common stock subject to possible redemption	$188,066,710	$(188,066,710)	$—
Change in value of Class A common stock subject to possible redemption	$(2,449,610)	$2,449,610	$—

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$219,484,984	$—	$219,484,984
Total liabilities	$24,690,646	$—	$24,690,646
Class A common stock subject to redemption	$189,794,330	$28,593,670	$218,388,000
Preferred stock	$—
Class A common stock, par value $0.0001	$286	$(286)	$—
Class B common stock, par value $0.0001	$546	$—	$546
Additional paid-in captial	$3,163,152	$(3,163,152)	$—
Accumulated deficit	$1,836,024	$(25,430,232)	$(23,594,208)
Total stockholders’ equity (deficit)	$5,000,008	$(28,593,670)	$(23,593,662)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$219,484,984	$—	$219,484,984

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of stockholders’ equity (deficit) for the three months ended March 31, 2021:

Three Months Ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Class A Common Stock Subject to Possible Redemption
Class A common stock, par value $0.0001	$(42)	$42	$—
Additional paid-in captial	$(4,177,188)	$4,177,188	$—
Total stockholders’ equity (deficit)	$(4,177,230)	$4,177,230	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q (March 31, 2021): For the Three Months Ended March 31, 2021

	As Previously Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(75,228)	$—	$(75,228)
Cash Flows from Investing Activities	$—	$—	$—
Cash Flows from Financing Activities	$(27,880)	$—	$(27,880)
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$4,177,230	$(4,177,230)	$—

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$219,154,735	$—	$219,154,735
Total liabilities	$22,235,936	$—	$22,235,936
Class A common stock subject to redemption	$191,918,790	$26,469,210	$218,388,000
Preferred stock	$—
Class A common stock, par value $0.0001	$265	$(265)	$—
Class B common stock, par value $0.0001	$546	$—	$546
Additional paid-in captial	$1,038,713	$(1,038,713)	$—
Accumulated deficit	$3,960,485	$(25,430,232)	$(21,469,747)
Total stockholders’ equity (deficit)	$5,000,009	$(26,469,210)	$(21,469,201)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$219,154,735	$—	$219,154,735

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of stockholders’ equity (deficit) for the three months ended June 30, 2021:

Three Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Class A Common Stock Subject to Possible Redemption
Class A common stock, par value $0.0001	$(21)	$21	$—
Additional paid-in captial	$(2,124,439)	$2,124,439	$—
Total stockholders’ equity (deficit)	$(2,124,460)	$2,124,460	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q (June 30, 2021): For the Six Months Ended June 30, 2021

	As Previously Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(291,498)	$—	$(291,498)
Cash Flows from Investing Activities	$—	$—	$—
Cash Flows from Financing Activities	$(27,880)	$—	$(27,880)
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$6,301,690	$(6,301,690)	$—

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common stock is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Previously Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021): For the Three Months Ended March 31, 2021
Net income	$4,177,234	$—	$4,177,234
Weighted average shares outstanding	18,566,351	3,272,449	21,838,800
Basic and diluted earnings per share	$—	$0.15	$0.15
Form 10-Q (June 30, 2021) - For the Three Months Ended June 30, 2021
Net income	$2,124,461	$—	$2,124,461
Weighted average shares outstanding	18,981,768	2,857,032	21,838,800
Basic and diluted earnings per share	$—	$0.08	$0.08
Form 10-Q (June 30, 2021) - For the Six Months Ended June 30, 2021
Net income	$6,301,694	$—	$6,301,694
Weighted average shares outstanding	18,775,207	3,063,593	21,838,800
Basic and diluted earnings per share	$—	$0.23	$0.23

	Earnings Per Share for Class B common stock
	As Previously Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021): For the Three Months Ended March 31, 2021
Net income	$4,177,234	$—	$4,177,234
Weighted average shares outstanding	8,732,149	(3,272,449)	5,459,700
Basic and diluted earnings per share	$0.48	$(0.33)	$0.15
Form 10-Q (June 30, 2021) - For the Three Months Ended June 30, 2021
Net income	$2,124,461	$—	$2,124,461
Weighted average shares outstanding	8,316,732	(2,857,032)	5,459,700
Basic and diluted earnings per share	$0.26	$(0.18)	$0.08
Form 10-Q (June 30, 2021) - For the Six Months Ended June 30, 2021
Net income	$6,301,694	$—	$6,301,694
Weighted average shares outstanding	8,523,293	(3,063,593)	5,459,700
Basic and diluted earnings per share	$0.74	$(0.51)	$0.23

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, there were no cash equivalents.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions classified as a long-term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 21,838,800 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,524,773 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from August 21, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three		For the Nine		For The Period From
	Months Ended		Months Ended		August 21, 2020
	September 30,		September 30,		(inception) through
	2021		2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$3,123,240	$780,810	$8,164,596	$2,041,149	$—	$(23,105)

Denominator:
Basic and diluted weighted average common stock outstanding	21,838,800	5,459,700	21,838,800	5,459,700	—	5,000,000

Basic and diluted net income (loss) per common stock	$0.14	$0.14	$0.37	$0.37	$—	$(0.00)

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to applicable income tax examinations since inception.

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

Related Party Loans

On August 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and was payable upon the completion of the Initial Public Offering. The Company had borrowed approximately $105,000 under the Note and fully repaid to the Sponsor on November 19, 2020. On September 10, 2021, the Company drew down $50,000 under the Note. As of September 30, 2021, the Company had $50,000 outstanding.

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Derivative Warrant Liabilities

As of September 30, 2021, the Company had 7,279,600 and 4,245,173 Public Warrants and Private Warrants outstanding, respectively.

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

Note 7- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 21,838,800 shares of Class A common stock outstanding, all of which were subject to redemption.

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$218,388,000
Less:
Fair value of Public Warrants at issuance	(12,520,912)
Offering costs allocated to Class A common stock subject to possible redemption	(11,999,836)
Plus:
Accretion on Class A common stock subject to possible redemption amount	24,520,748
Class A common stock subject to possible redemption	$218,388,000

Note 8—Stockholders’ Equity (Deficit)

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 21,838,800 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and therefore classified as temporary equity in the accompanying unaudited condensed balance sheets. See Note 7.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 5,459,700 shares of Class B common stock issued and outstanding.

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

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair value Measured as of September 30, 2021
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$218,442,886	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$6,114,860	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$3,565,950

	Fair value Measured as of December 31, 2020
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$218,401,527	$—	$—
Liabilities:
Derivative warrant liabilities - Public and Private Placement Warrants	$—	$—	$21,175,240
(1)	Excludes $353 and $1,033 of cash held in the Trust Account as of September 30, 2021 and December 31, 2020, respectively.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

As of September 30, 2021
Volatility	16.0%
Stock price	$9.76
Time to M&A	5.25
Risk-free rate	1.0%
Dividend yield	0.0%

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$21,175,240
Transfer of Public Warrants to Level 1	(13,321,670)
Change in fair value of derivative warrant liabilities	(1,698,070)
Derivative warrant liabilities at March 31, 2021	$6,155,500
Change in fair value of derivative warrant liabilities	(1,018,840)
Derivative warrant liabilities at June 30, 2021	$5,136,660
Change in fair value of derivative warrant liabilities	(1,570,710)
Derivative warrant liabilities at September 30, 2021	$3,565,950

Note 10—Subsequent Events

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

Results of Operations

Our entire activity since inception through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $3.9 million, which consisted of approximately $4.3 million in change in the fair value of derivative warrant liabilities and approximately $3,000 of income on investments held in the Trust Account offset by approximately $313,000 of general and administrative expenses and $50,000 of franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $10.2 million, which consisted of approximately $11.5 million in change in the fair value of derivative warrant liabilities and approximately $40,000 of income on investments held in the Trust Account offset by approximately $1.2 million of general and administrative expenses and $150,000 of franchise tax expense.

For the period from August 21, 2020 (inception) through September 30, 2020, we had a net loss of approximately $23,000, which consisted of $1,000 of general and administrative expenses and $22,000 of franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $10,000 in our operating bank account and a working capital deficit of approximately $190,000 (excluding the tax obligations of approximately $105,000 that may be paid using the investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our Sponsor to purchase the Founder Shares, a loan under a promissory note from our Sponsor of approximately $105,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory note on November 19, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Stockholders may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 19, 2020, Form 10-K/A as of December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company is in the process of remediating the material weakness in our internal control over financial reporting. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November 2021.

PINE ISLAND ACQUISITION CORP.

By:	/s/ Philip A. Cooper
Name:	Philip A. Cooper
Title:	Chief Executive Officer