Form 10-K/A
period 2020-12-31
Pine Island Acquisition Corp.
filed 2022-03-18
CIK 1822835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December , 2021, 21,838,800 shares of Class A common stock, par value $0.0001 per share, and 5,459,700 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference:

None.

PINE ISLAND ACQUISITION CORP.

FORM 10-K/A

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-KA to “we,” “us,” the “Company” or “our company” are to Pine Island Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K amends the Amendment No. 1 to the Annual Report on Form 10-K/A of Pine Island Acquisition Corp. for the period ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on July 1, 2021 (the “First Amended”) and as originally filed with the SEC on April 5, 2021 (the “Original Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on November 19, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, in December 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of November 19, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K/A, as amended, for the period ended December 31, 2020, filed with the SEC on July 1, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 1, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 22, 2021 (the “Q3 Form 10-Q”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness was described in more detail in the Q3 Form 10-Q. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided with this Amendment No. 2 new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the First Amended Filing is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the First Amended and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing and with our filings with the SEC subsequent to the First Amended Filing.

PART I

Item 1.	Business.

In this Annual Report on Form 10-K/A (the “Form 10-K/A”), references to “Pine Island” or the “Company” and to “we,” “us” and “our” refer to Pine Island Acquisition Corp.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report on Form 10-K/A, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks include the following:

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

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to certain complex equity and equity-linked instruments we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to certain complex equity and equity-linked instruments we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

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

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Risks Related to Our Management

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the period ended December 31, 2020.

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

In this Amendment No. 2 to the Annual Report on Form 10-K of the Company for the period ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from August 21, 2020 (inception) to December 31, 2020.

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

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Liquidity and Going Concern

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205 – 40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering and December 31, 2020, 21,838,800 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net loss per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 11,524,773 shares of Class A common stock in the calculation of diluted loss per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the period from August 21, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 19, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 2 present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on September 23, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on September 30, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on September 30, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on September 30, 2020).

4.4	Warrant Agreement, dated November 16, 2020, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020).

4.5	Description of Registrant’s Securities.

10.1	Warrant Purchase Agreement, dated November 16, 2020, between the Company and Pine Island Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020).

10.2	Investment Management Trust Account Agreement, dated November 16, 2020, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2020).

10.3	Registration and Stockholder Rights Agreement, dated November 16, 2020, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2020).

10.4	Letter Agreement, dated November 16, 2020, among the Company, the Sponsor, certain investors in the Sponsor and each of the initial stockholders, directors and officers of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 20, 2020).

10.5	Form of Indemnification Agreement, dated November 16, 2020, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 20, 2020).

10.6	Securities Subscription Agreement, dated August 24, 2020, between the Registrant and Pine Island Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on September 23, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.	Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2022.

PINE ISLAND ACQUISITION CORP.

By:	/s/ Philip A. Cooper
Philip A. Cooper
Chief Executive Officer
(Principal executive officer)

By:	/s/ Charles G. Bridge, Jr.
Charles G. Bridge, Jr.
Chief Financial Officer
(Principal financial and accounting officer)

POWER OF ATTORNEY

The undersigned directors and officers of Pine Island Acquisition Corp. hereby constitute and appoint Philip A. Cooper and Charles G. Bridge, Jr. with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K/A Amendment No. 2 and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date
/s/ Philip A. Cooper		Chief Executive Officer and Director	March 18, 2022
Philip A. Cooper		(Principal Executive Officer)

/s/ Charles G. Bridge, Jr.		President, Chief Financial Officer	March 18, 2022
Charles G. Bridge, Jr.		(Principal Financial and Accounting Officer)

		Chairman of the Board of Directors	March 18, 2022
John A. Thain

		Director	March 18, 2022
Stuart W. Holliday

		Director	March 18, 2022
Capricia P. Marshall

		Director	March 18, 2022
Michael E. Roemer

By:	/s/ Charles G. Bridge, Jr.
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 21, 2020 (inception) through December 31, 2020.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

April 5, 2021, except for the effects of the restatements discussed in Note 2 – Amendment 1, as to which the date is June 30, 2021, and in Note 2 – Amendment 2, as to which the date is March 18, 2022

PINE ISLAND ACQUISITION CORP.

BALANCE SHEET

As Restated - See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$403,875
Prepaid expenses	875,684
Total current assets	1,279,559
Investments held in Trust Account	218,402,560
Total Assets	$219,682,119

Liabilities, Class A Common Stock to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$83,866
Accrued expenses	90,000
Franchise tax payable	72,329
Total current liabilities	246,195
Derivative warrant liabilities	21,175,240
Deferred underwriting commissions	7,643,580
Total liabilities	29,065,015

Commitments and Contingencies

Class A common stock, $0.0001 par value; 21,838,800 shares subject to possible redemption at $10.00 per share	218,388,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 21,838,800 shares subject to possible redemption)	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,459,700 shares issued and outstanding	546
Additional paid-in capital	-
Accumulated deficit	(27,771,442)
Total stockholders' deficit	(27,770,896)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$219,682,119

The accompanying notes are an integral part of the financial statements.

PINE ISLAND ACQUISITION CORP.

STATEMENT OF OPERATIONS

As Restated - See Note 2

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$177,141
Franchise tax expense	72,329
Loss from operations	(249,470)
Loss on issuance of Private Placement warrants	(933,938)
Change in fair value of derivative warrant liabilities	(1,352,630)
Financing cost- derivative warrant liabilities	(753,670)
Gain on investments held in trust account	14,560
Net loss	$(3,275,148)

Weighted average shares outstanding of Class A common stock , basic and diluted	7,152,880
Basic and diluted net loss per share, Class A common stock	$(0.27)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,113,157
Basic and diluted net loss per share, Class B common stock	$(0.27)

The accompanying notes are an integral part of the financial statements.

PINE ISLAND ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

As Restated - See Note 2

FOR THE PERIOD FROM AUGUST 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 21, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,459,700	546	24,454	-	25,000
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(24,454)	(24,496,294)	(24,520,748))
Net loss	-	-	-	-	-	(3,275,148)	(3,275,148)
Balance - December 31, 2020	-	$-	5,459,700	$546	$-	$(27,771,442)	$(27,770,896)

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 —Restatement Of Previously Issued Financial Statements

Amendment 1

In April 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A common stock that the Company issued in November 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

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

Impact of Restatement

The impact of the restatement on the balance sheet, statements of operations and statements of cash flow for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

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

Amendment 2

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 1, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on November 25, 2020 (the “Post-IPO Balance Sheet”), and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on July 1, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

The change in the carrying value of the redeemable shares of Class A common stock in the Post-IPO Balance Sheet resulted in a decrease of approximately $6.8 million in additional paid-in capital and an increase of approximately $177.6 million to accumulated deficit, as well as a reclassification of 2,912,117 shares of Class A common stock from permanent equity to temporary equity as presented below.

November 19, 2020 - IPO Balance Sheet	As Previously Reported	Adjustment	As Restated
Total assets	$202,799,929	$-	$202,799,929
Total liabilities	$26,921,089	$-	$26,921,089
Class A common stock subject to redemption	$170,878,830	$29,121,170	$200,000,000
Preferred stock	$-
Class A common stock	$291	$(291)	$-
Class B common stock	$575	$-	$575
Additional paid-in captial	$6,751,956	$(6,751,956)	$-
Accumulated deficit	$(1,752,812)	$(22,368,923)	$(24,121,735)
Total stockholders’ equity (deficit)	$5,000,010	$(29,121,170)	$(24,121,160)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$202,799,929	$-	$202,799,929

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

December 31, 2020	As Previously Reported	Adjustment	As Restated
Total assets	$219,682,119	$-	$219,682,119
Total liabilities	$29,065,015	$-	$29,065,015
Class A common stock subject to redemption	$185,617,100	$32,770,900	$218,388,000
Preferred stock	$-
Class A common stock	$328	$(328)	$-
Class B common stock	$546	$-	$546
Additional paid-in captial	$8,274,278	$(8,274,278)	$-
Accumulated deficit	$(3,275,148)	$(24,496,294)	$(27,771,442)
Total stockholders’ equity (deficit)	$5,000,004	$(32,770,900)	$(27,770,896)
Total liabilities, Class A common stock subject to redemption and stockholders’ equity (deficit)	$219,682,119	$-	$219,682,119

The table below presents the effect of the financial statement adjustments related to the restatements discussed above on the Company’s previously reported condensed statement of changes in stockholders’ equity (deficit) for the period from August 21, 2020 (inception) through December 31, 2020:

For the Period from August 21, 2020 (inception) through December 31, 2020	As Previously Reported	Adjustment	As Restated
Sale of Shares in Initial Public Offering, Less Fair Value of Public Warrants
Class A common stock, par value $0.0001	$2,184	$(2,184)	$-
Additional paid-in capital	$205,864,904	$(205,864,904)	$-
Offering Costs
Additional paid-in capital	$(11,999,836)	$11,999,836	$-
Class A Common Stock Subject to Possible Redemption
Class A common stock, par value $0.0001	$(1,856)	$1,856	$-
Additional paid-in capital	$(185,615,244)	$185,615,244	$-
Accretion of Class A Common Stock to Redemption Amount
Additional paid-in capital	$-	$(24,454)	$(24,454)
Accumulated deficit	$-	$(24,496,294)	$(24,496,294)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from August 21, 2020 (inception) through December 31, 2020:

Form 10-K/A (December 31, 2020):  For the Period From August 21, 2020 (Inception) Through December 31, 2020

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial Value of Class A common stock subject to possible redemption	$188,066,710	$(188,066,710)	$-
Change in value of Class A common stock subject to possible redemption	$(2,449,610)	$2,449,610	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from August 21, 2020 (inception) through December 31, 2020:

	Earnings Per Share for Class A common stock
	As Previously Reported	Adjustment	As Restated
Form 10-K/A (December 31, 2020): For the Period from August 21, 2020 (inception) through December 31, 2020
Net loss	$(3,275,148)	$-	$(3,275,148)
Weighted average shares outstanding	18,601,115	(11,448,235)	7,152,880
Basic and diluted earnings per share	$-	$(0.27)	$(0.27)

	Earnings Per Share for Class B common stock
	As Previously Reported	Adjustment	As Adjusted
Form 10-K/A (December 31, 2020): For the Period from August 21, 2020 (inception) through December 31, 2020
Net loss	$(3,275,148)	$-	$(3,275,148)
Weighted average shares outstanding	6,134,577	(1,021,420)	5,113,157
Basic and diluted earnings per share	$(0.53)	$0.26	$(0.27)

Note 3 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from August 21, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.8 million is included in financing cost - derivative warrant liabilities in the statement of operations. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the IPO and December 31, 2020, 21,838,800 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the IPO (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,524,773 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from August 21, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For The Period From August 21, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(1,909,887)	$(1,365,261)
Denominator:
Basic and diluted weighted average common stock outstanding	7,152,880	5,113,157
Basic and diluted net loss per common stock	$(0.27)	$(0.27)

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

Note 8 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of the Initial Public Offering and December 31, 2020, there were 21,838,800 shares of Class A common stock outstanding, which were all subject to possible redemption and classified outside of permanent equity in the balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$218,388,000
Less:
Fair value of Public Warrants at issuance	(12,520,912)
Offering costs allocated to Class A common stock subjec to possible redemption	(11,999,836)
Plus:
Accretion on Class A common stock subject to possible redemption amount	24,520,748
Class A common stock subject to possible redemption	$218,388,000

Note 9 — Stockholders’ Deficit

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 21,838,800 shares of Class A common stock subject to possible redemption.

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

Note 10—Fair Value Measurements

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

Note 11—Income Taxes

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

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.