Form 10-K
period 2021-12-31
Pine Island Acquisition Corp.
filed 2022-04-04
CIK 1822835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value for the registrant’s Class A common stock outstanding, other than the shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2021, as reported on the New York Stock Exchange, was approximately $212,491,524 million (based on the closing sales price of the Class A common stock on June 30, 2021 of $9.73).

As of April 1, 2022, 21,838,800 shares of Class A common stock, par value $0.0001 per share, and 5,459,700 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference:

None.

PINE ISLAND ACQUISITION CORP.

FORM 10-K

i

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks include the following:

●	We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or the future target company we may acquire.
●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek stockholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	If the net proceeds of the Initial Public Offering and the Private Placement not being held in the trust account are insufficient to allow us to operate until November 19, 2022, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
●	We may not be able to consummate an initial business combination prior to November 19, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial stockholders which may raise potential conflicts of interest.

●	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholders vote, potentially in a manner that you do not support.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

Pine Island Capital Partners

Our sponsor is an entity affiliated with Pine Island Capital Partners. Pine Island Capital Partners is a private equity firm founded in 2018 by John A. Thain and Philip A. Cooper on the idea that a talented group of accomplished, highly respected, commercially-savvy and long-tenured former government and military officials, when fully aligned and engaged, could enable a first-class investment team with better access, better information, better expertise and better management skills than those typically found in private equity firms. Pine Island Capital Partners’ team includes four former senators, a former House Majority Leader and longstanding board member of a large aerospace company, a former Chairman of the Joint Chiefs of Staff, a former astronaut and Administrator of the National Aeronautics and Space Administration (NASA), a former Director of Defense Intelligence, a former U.S. Chief of Protocol, a former U.S. Ambassador to the United Nations for Special Political Affairs and a former Under Secretary of Defense.

Although Pine Island Capital Partners is a generalist firm, given the background of its team, Pine Island Capital Partners spends the majority of its time focused in the aerospace, defense and government services sectors, where Pine Island Capital Partners believes it has extensive connections to industry leaders, unusual access to information, and often unique insights into specific companies, programs and overall market dynamics. Pine Island Capital Partners has made two acquisitions in the past twelve months: the acquisition of Precinmac, a precision machining business with significant exposure to aerospace and defense end markets, and InVeris Training Solutions (formerly Meggitt Training Systems), a global leader in weapons safety, judgment and tactical training solutions for military and law enforcement customers.

Pine Island Capital Partners operates as a single, unified team where former leaders and commanders work with proven investment professionals across sourcing, information gathering and analysis, and operational execution. In managing the investment firm and its activities, Pine Island Capital Partners brings to bear its collective skills, knowledge and judgment to develop a unique lens through which it evaluates targets, makes investment decisions, and manages businesses. All of the Pine Island Capital Partners team members are highly engaged with the firm: all of the team members are each individually investors in the firm and are investors in our sponsor. Our sponsor utilizes the entire Pine Island Capital Partners platform to help effect a business combination including the firm’s resources in sourcing, research, analytics, diligence, underwriting, structuring and execution.

We believe that with our access, network and expertise, we are well-suited to take advantage of the current and future opportunities present in the aerospace, defense and government services industries. Further, we believe the ability to assess and recruit top talent is a competitive strength of Pine Island Capital Partners and we plan to augment our team as necessary to further strengthen our capabilities and expertise as we pursue an initial business combination. Pine Island Capital Partners has a powerful network in our target industries and we expect to be able to source, diligence and execute an attractive business combination for our investors. Additionally, we believe that the reputations and networks of Pine Island Capital Partners’ team, both individually and collectively, ensure exposure to a significant number of proprietary opportunities. We are seeking to make an investment in a business or businesses where our team can help create substantial value for all stakeholders and attractive returns for our investors. We expect that our target will have strong cash flow generating capabilities, a defensible competitive position, multiple avenues for growth, and will benefit from the involvement of our team.

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

Our Directors and the Pine Island Capital Partners Team

Directors

Our management team’s experience is complemented by our directors and the Pine Island Capital Partners team, who bring invaluable insight into the industry landscape, deep knowledge of the industry and unparalleled defense and government experience. In addition to John A. Thain and Philip A. Cooper, who are directors, the following individuals serve as our directors.

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

Michael E. Roemer has served on our board of directors since 2020. Mr. Roemer is currently the Chief Risk Officer of Discover Financial Services. He previously served as Chief Compliance Officer for Wells Fargo from January 2018 through August 2020. Prior to joining Wells Fargo, Mr. Roemer was the group head of compliance at Barclays PLC in London, United Kingdom from 2014 through 2017. He was a member of the executive committee and also served as the co-chair of Barclays’ executive diversity and inclusion committee. Mr Roemer was the Chief Internal Audit Executive at Barclays from 2012 through 2013. Prior to his time at Barclays, Mr. Roemer served as chief auditor at CIT Group Inc., reporting directly to the board audit committee with global responsibility for the internal audit function. Prior to CIT Group, he was the chief audit executive at AIG from 2005 to 2009. Prior to AIG, he spent 23 years at JP Morgan Chase and its predecessor organizations. Mr. Roemer serves on the board of directors of the Ronald McDonald House of New York and is the audit committee chair. Previously, he served on the advisory board of Make-A-Wish Foundation of Metro New York and was their audit committee chair. He also served on the audit committee of the Roman Catholic Diocese of Rockville Centre in New York. Mr. Roemer earned his bachelor’s degree in accounting from St. John’s University, and he completed the Tuck Executive Program at the Tuck School of Dartmouth College. Mr. Roemer’s experience leading internal audit and compliance functions at large multi-national institutions will give our board of directors insight into financial, accounting and auditing matters.

Pine Island Capital Partners Team

In addition to the management team and board of directors described above, the Pine Island Capital Partners team will devote their time and expertise to the pursuit and execution of an initial business combination. These team members include:

●	Major General Charles Frank Bolden Jr., Retired
●	U.S. Senator Saxby Chambliss
●	U.S. Senator Tom Daschle
●	U.S. Senator Byron L. Dorgan
●	Lucas Evans
●	Under Secretary of Defense for Policy Michéle A. Flournoy
●	Representative Richard Gephardt
●	Robert Knox
●	Matthew Levine
●	Wm. Russell Mann
●	Admiral Michael Mullen, Retired
●	U.S. Senator Don Nickles
●	Lieutenant General Vincent Stewart, USMC, Retired
●	Clyde Tuggle

Retired Marine Corps Major General Charles Frank Bolden Jr. was the Administrator of NASA from July 2009 until January 2017. General Bolden’s 34 year career with the Marine Corps included 14 years as a member of NASA’s Astronaut Office. After joining the office in 1980, he traveled into orbit four times aboard the space shuttle between 1986 and 1994, commanding two of the missions and piloting two others. Today, in addition to his numerous professional affiliations, General Bolden serves as the Founder and CEO Emeritus of The Charles F. Bolden Group, providing leadership in the areas of Space/Aerospace Exploration, National Security, STEM+AD Education and Health Initiatives. General Bolden is a graduate of C.A. Johnson High School in Columbia, SC. He earned a Bachelor of Science degree from the U.S. Naval Academy and a Master of Science degree from the University of Southern California.

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

Wm. Russell Mann is a co-founder of Pine Island Capital Partners and serves on its Investment Committee. Mr. Mann was previously a consultant for institutional investors. His expertise is in the creation, management, and analysis of sophisticated investment products, strategies, and portfolios, both in the private and public markets. In a direct investment management capacity, he served for four years as Portfolio Manager at StratiFi, designing and managing customized option strategies. Mr. Mann has previously served in a risk management role for multiple hedge funds, and in the private equity space, has over his career consulted with both private equity managers and private equity-focused institutional investors, as well as portfolio companies as a consultant and an investor. Mr. Mann earned an AB from Princeton University, a master’s degree from University of Cambridge as a Churchill Scholar, and a PhD from Harvard University in Mathematics as a Putnam Fellow.

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

Retired Marine Corps Lieutenant General Vincent Stewart served as the 20th Director of the Defense Intelligence Agency from 2015 to 2017, the first Marine Corps officer to hold the position, and as Deputy Commander of United States Cyber Command from 2017 to 2019. Since retiring after nearly four decades of military service, he has led his own consulting firm and currently serves as Chief Innovation and Business Intelligence Officer at Ankura. During his time leading the Defense Intelligence Agency, General Stewart oversaw a global organization of more than 16,000 people operating in over 100 countries, providing intelligence assessments directly to the President of the United States and Congress, and serving as chief military intelligence advisor to the Secretary of Defense and Chairman of the Joint Chiefs of Staff. As Deputy Director of United States Cyber Command, he again had responsibility for a workforce of more than 10,000 tasked with securing the Department of Defense’s Information Network, which encompasses three million users in 140 countries, 15,000 distinct networks, and six thousand physical locations. Before his assignments at the Department of Defense, General Stewart served successively as Director of Intelligence for the Marine Corps and Commanding General, Marine Forces Cyberspace Command. General Stewart holds a Bachelor of Arts in History from Western Illinois University, a Master of Arts in National Security and Strategic Studies from the United States Naval War College, and a Master of Science in National Resource Strategy from the National Defense University.

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

Competitive Strengths

We believe that the combined capabilities of Mr. Thain, Mr. Cooper, Mr. Bridge and the entire Pine Island Capital Partners partnership position our team to source and execute an attractive initial business combination for our stockholders. Our team has broad and meaningful relationships with domestic and international corporations, industry leaders, defense and security agencies, governments and other influential people and organizations that would enable a potential target to gain and/or expand access to customers and key decision makers worldwide. Our competitive strengths include the following:

●	Carefully constructed team with significant industry, leadership and board of directors experience in both public and private companies, that is directly applicable to our stated investment objectives;
●	Excellent reputations and unique networks make us a preferred partner in certain situations;
●	Ability to develop domestic and international insights, relationships and opportunities through extensive sourcing and information network;
●	Management and advisor teams with substantial collective investing experience in both deal structuring and execution;
●	Strong operational and management expertise;
●	Experience in public and private sector commerce and in-depth understanding of the connectivity between the two; and
●	Ability to assess and recruit top talent which is a key differentiator in our target sectors.

Business Strategy and Market Opportunity

We intend to search for an acquisition in the defense, government service and aerospace industries, where we believe our team has extensive access, insight, expertise and management skill. We believe that we understand the suppliers and the domestic and international customers in these industries exceptionally well: we understand which programs and technologies are priorities, we understand the critical components of the supply chains, and we have an ability to assess and recruit top talent on an as needed basis to improve our probability of success. With respect to the specific industries, below is a brief characterization of how we view each:

Defense

We believe there will be increased demand in the U.S. defense market for advanced electronics, communications, sensor and detection processing and other technologies that enhance the modernization efforts of the Department of Defense’s (“DoD”) military readiness. Specifically, we believe the DOD will prioritize rapid technological advancements across cybersecurity, space exploitation, directed energy, photonics, defense electronics, mission-critical computing, artificial intelligence, secure communications and specialized high-precision critical infrastructure manufacturing. We believe this demand represents strong growth that our management team is uniquely positioned to capitalize on given our combined investment experience and deeply connected partner group of former U.S. defense and government officials. In the near term, we believe the defense market is well positioned for secular growth as geopolitical tensions, and a rogue nation and terrorist threat environment continues to be present. We believe this market demand for advanced defense and security technologies will persist due to the sector’s muted economic sensitivity and the inherent structure of long-cycle contracts which have been unaffected by the current pandemic.

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

Acquisition Criteria

We are searching for an opportunity where our differentiated team is uniquely positioned to add value. We believe the proposed target will have certain of the following characteristics:

●	Opportunistic situation in defense, government services and aerospace sectors;
●	Attractive competitive dynamics;
●	History of strong free cash-flow generation;
●	Potential platform value conducive to future acquisitions; and
●	Strong in-place management or strong potential additions from our network.

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

Pine Island Capital Partners and its affiliates are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination. We will not consider a business combination with any company that has already been identified to our sponsor, or any of our directors or officers as a suitable acquisition candidate for affiliates of Pine Island Capital Partners unless Pine Island Capital Partners or one of its affiliates, as applicable, in its sole discretion, declines such potential business combination or makes available to our company a co-investment opportunity in accordance with applicable existing and future policies and procedures.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various sources, including our global networks and our advisors, as well as other sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our sponsor, officers, directors and advisors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under the NYSE rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders, officers and directors have agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 8,189,551, or 37.5% (assuming all outstanding shares are voted), or 1,364,926, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 21,838,800 public shares outstanding to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

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

Website

We maintain an Internet website at www.pineislandac.com. The information contained on our website or that can be accessed through our website does not constitute a part of this report.

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

Pursuant to the letter agreement, our initial stockholders, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 8,189,551, or 37.5% (assuming all outstanding shares are voted), or 1,364,926, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 21,838,800 public shares outstanding to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (“COVID-19”) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and could continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor’s founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A common stock to materially decline.

Our sponsor invested an aggregate of $6,392,760 in us in connection with our Initial Public Offering and the Private Placement, comprised of the $25,000 purchase price for the founder shares and the $6,367,760 purchase price for the private placement warrants. We offered our units to the public at an offering price of $10.00 per unit, and the amount in our trust account is currently approximately $10.00 per public share, implying an initial value of $10.00 per public share. However, because our sponsor contributed only a nominal amount of approximately $0.004 per share for the founder shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of our sponsor’s founder shares into shares of Class A common stock upon our completion of an initial business combination.

The following table shows the public stockholders’ and our sponsor’s investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table assumes that (i) our valuation is $218,388,000 (which is the amount in the trust account after our initial public offering), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial stockholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (a) the value of our public and private placement warrants, (b) the trading price of our Class A common stock, (c) the initial business combination transaction costs (including payment of $7,643,580  of deferred underwriting commissions), (d) any equity issued or cash paid to the target’s sellers, (e) any equity issued to other third party investors, or (f) the target’s business itself.

Shares of Class A common stock held by public stockholders	21,838,800	shares
Shares of Class B common stock held by our sponsor	5,459,700	shares
Total shares of common stock	27,298,500	shares
Total funds in trust at the initial business combination	$218,388,000
Public stockholders’ investment per share of Class A common stock(1)	$10.00
Our sponsor’s investment per share of Class B common stock(2)	$0.004
Implied value per share of Class A common stock upon the initial business combination(3)	$8.00
(1)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)

The sponsor’s total investment in the equity of the company, inclusive of the founder shares and the sponsor’s $6,367,760 investment in the private placement warrants, is $6,392,760. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares held by our sponsor would automatically convert into shares of Class A common stock upon completion of our initial business combination.

Based on these assumptions, each share of Class A common stock would have an implied value of $8.00 per share upon completion of our initial business combination, representing a 20% decrease from the initial implied value of $10.00 per public share. While the implied value of $8.00 per share of Class A common stock upon completion of our initial business combination would represent a dilution to our public stockholders, this would represent a significant increase in value for our sponsor relative to the price it paid for each founder share. At $8.00 per share, the 5,459,700 shares of Class A common stock that the sponsor would own upon completion of our initial business combination (after automatic conversion of the sponsor’s founder shares) would have an aggregate implied value of $43,677,600. As a result, even if the trading price of our shares of Class A common stock significantly declines, the value of the founder shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company even if the trading price of our shares of Class A common stock after the initial business combination is as low as $1.00 per share. As a result, our sponsor is likely to earn a substantial profit on its investment in us upon disposition of its shares of Class A common stock even if the trading price of our shares of Class A common stock declines after we complete our initial business combination. Our sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our shares of Class A common stock.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this report entitled “Business — Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation — Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

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

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, approximately $1,000,000 are available to us outside the trust account to fund our working capital requirements as of the date of this report. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the Initial Public Offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be converted into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to November 19, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination prior to November 19, 2022 or during any Extension Period, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

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

Although we intend to primarily focus on identifying companies in the defense, government service and aerospace industries, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to primarily focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In addition, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	local regulations regarding the industries in which we operate;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local lobbying regulations;
●	U.S. Foreign Corrupt Practices Act compliance;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	data privacy;
●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;
●	social unrest, crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	regime changes and political upheaval;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

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

Business combinations with companies in the aerospace, defense or government service sectors, entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	An inability to manage rapid change, increasing customer expectations and growth;
●	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	An inability to deal with our customers’ privacy concerns;
●	An inability to attract and retain customers;
●	An inability to license or enforce intellectual property rights on which our business may depend;
●	Any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
●	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	An inability to obtain necessary hardware, software and operational support;
●	Reliance on third-party vendors or service providers;
●	Our business may be subject to extensive government regulations in the markets in which we will operate, any of which may be difficult and expensive to comply with; for instance, if we were to contact with the U.S. government, such regulations would include extensive procurement regulations applicable to sales to the U.S. government, export-import control, security, contract pricing and costs, and product integrity requirements, and changes to those regulations could increase our costs; foreign governments with whom we contact may have similar, or more onerous regulations, changes to which could also increase our costs;
●	If we contract with the any particular government, including the U.S. government, such government may modify, curtail or terminate one or more of our contracts, and changes in such government’s spending and priorities could impact our financial position, results of operations and overall business; and
●	U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors, and foreign governments with whom we contract may have similar processes to audit and investigate their government contractors.

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

Our securities are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. On May 25, 2021, we received written notice from the NYSE indicating that we were not compliant with Section 802.01E of the NYSE Listed Company Manual, relating to our delay in filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. We subsequently regained compliance by filing such Quarterly Report on Form 10-Q, before the NYSE’s six month compliance deadline, on July 1, 2021. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our initial stockholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to November 19, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(a)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share(the “Newly Issued Price”);
(b)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
(c)	the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of shares of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 7,279,600 shares of our Class A common stock as part of the units offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement warrants to purchase an aggregate of 4,245,173 shares of Class A common stock at $11.50 per share. Our initial stockholders, including our sponsor, currently own an aggregate of 5,459,700 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are entitled to registration rights.

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

We will seek to complete an initial business combination with companies in the defense, government service and aerospace industries, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet definitively selected  any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. For instance, changes in governmental policies in the United States or other jurisdictions in which any specific target business operates may change following our initial business combination, which could result in increased regulations, reduced demand for government spending, including defense spending, or other factors inherent in the industry in which the target business operates. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses with which our sponsor or one or more of our officers or directors is affiliated, including business affiliated with Pine Island Capital Partners. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion, from an independent investment banking firm or an independent accounting firm regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our Initial Public Offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all outstanding shares of common stock upon completion of the Initial Public Offering, plus (ii) all shares of Class A common stock and equity-linked securities issued, or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

As described elsewhere in this Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to certain complex equity and equity-linked instruments we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Period. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to certain complex equity and equity-linked instruments we issued in connection with the November 2020 initial public offering, see “Part II, Item 9A. Controls and Procedures” included in this Form 10-K.

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in “Part II, Item 9A. Controls and Procedures.”

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

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. Unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for any action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations, we do not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

While we expect to have sufficient access to additional sources of capital if necessary, no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a business combination will be successful or successful by November 19, 2022 or any extended time that we have to consummate a business combination.

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

Holders

As of April 1, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, three holders of record of our Class B common stock and two holders of record of our warrants.

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

In connection with the Initial Public Offering and the Over-Allotment, we incurred offering costs of approximately $12.7 million, inclusive of approximately $7.6 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering and Over-Allotment expenses, $218.4 million of the net proceeds from the Initial Public Offering, the Over-Allotment and certain of the proceeds from the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) have been deposited in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of our public stockholders. As of the date of this report, we have approximately $16,000 of cash held outside of the trust account for working capital.

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

[None.]

Item 6.     Selected Financial Data.

[Reserved].

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor is Pine Island Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective November 16, 2020. On November 19, 2020, we consummated our Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.7 million, inclusive of $7.0 million in deferred underwriting commissions. On November 20, 2020, the underwriters partially exercised the over-allotment option and on November 24, 2020, purchased an additional 1,838,800 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $18.4 million, incurring additional offering costs of approximately $1.0 million in underwriting fees (inclusive of approximately $644,000 in deferred underwriting fees) (the “Over-Allotment”).

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

We will only have 24 months from the closing of the Initial Public Offering, or November 19, 2022, (the “Combination Period”) to complete our Business Combination.  If we have not completed our Business Combination by November 19, 2022 and our stockholders have not amended the Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ of our Public Shares (the “Public Stockholders”) rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through December 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had net income of approximately $9.1 million, which consisted of approximately $10.7 million in change in the fair value of derivative warrant liabilities and approximately $43,000 of income on investments held in the Trust Account offset by approximately $1.5 million of general and administrative expenses and approximately $200,000 of franchise tax expense.

For the period from August 21, 2020 (inception) through December 31, 2020, we had a net loss of approximately $3.3 million, which primarily consisted of $177,000 of general and administrative expenses, $72,000 of franchise tax expense, $934,000 of loss on issuance of private placement warrants, approximately $1.4 million of change in fair value of derivative warrant liabilities and $754,000 of financing cost – derivative warrant liabilities, offset by approximately $15,000 in gain from investments held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $16,000 in our operating bank account and a working capital deficit of approximately $502,000 (excluding the tax obligations of approximately $141,000 that may be paid using the investment income earned in Trust Account).

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our Sponsor to purchase shares of the Company’s Class B common stock, par value $0.0001 (the “Founder Shares”), a loan under a promissory note from our Sponsor of approximately $105,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory note on November 19, 2020. On September 10, 2021, we drew down $50,000 under the Note and as of December 31, 2021 we had drawn an additional $195,000 under the Note. As of December 31, 2021, we had $245,000 outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and holders of the Founder Shares may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the 2020-06 ASU did not impact the Company’s financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and accounting officer, we conducted an evaluation of the effectiveness of the design and operation our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 19, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our financial statements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2021, was not effective.

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

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Part II, Item 9A. Controls and Procedures” included in this Form 10-K.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
John A. Thain	66	Chairman of the Board and Director
Philip A. Cooper	70	Chief Executive Officer and Director
Charles G. Bridge, Jr.	55	Chief Financial Officer and Secretary
Stuart W. Holliday	56	Director
Capricia P. Marshall	57	Director
Michael E. Roemer	59	Director

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

Michael E. Roemer has served on our board of directors since 2020. Mr. Roemer is currently the Chief Risk Officer of Discover Financial Services. He previously served as Chief Compliance Officer for Wells Fargo from January 2018 through August 2020. Prior to joining Wells Fargo, Mr. Roemer was the group head of compliance at Barclays PLC in London, United Kingdom from 2014 through 2017. He was a member of the executive committee and also served as the co-chair of Barclays’ executive diversity and inclusion committee. Mr Roemer was the Chief Internal Audit Executive at Barclays from 2012 through 2013. Prior to his time at Barclays, Mr. Roemer served as chief auditor at CIT Group Inc., reporting directly to the board audit committee with global responsibility for the internal audit function. Prior to CIT Group, he was the chief audit executive at AIG from 2005 to 2009. Prior to AIG, he spent 23 years at JP Morgan Chase and its predecessor organizations. Mr. Roemer serves on the board of directors of the Ronald McDonald House of New York and is the audit committee chair. Previously, he served on the advisory board of Make-A-Wish Foundation of Metro New York and was their audit committee chair. He also served on the audit committee of the Roman Catholic Diocese of Rockville Centre in New York. Mr. Roemer earned his bachelor’s degree in accounting from St. John’s University, and he completed the Tuck Executive Program at the Tuck School of Dartmouth College. Mr. Roemer’s experience leading internal audit and compliance functions at large multi-national institutions will give our board of directors insight into financial, accounting and auditing matters.

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

Code of Ethics

We adopted a code of ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. A copy of the Code of Ethics will be provided without charge upon request from us, and is posted on our website. We intend to disclose any legally required amendments to, or waivers of, provisions of our Code of Ethics on our website.

Corporate Governance

Audit Committee

Our audit committee consists of Stuart W. Holliday, Capricia P. Marshall and Michael E. Roemer, all of whom are independent. Each member of the audit committee is financially literate and our board of directors has determined that Michael E. Roemer qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Stuart W. Holliday, Capricia P. Marshall and Michael E. Roemer, each of whom is an independent director under the NYSE’s listing standards. We adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Compensation Committee

Our Compensation Committee consists of Stuart W. Holliday, Capricia P. Marshall and Michael E. Roemer. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Item 11.     Executive Compensation.

During 2020 and 2021, none of our executive officers or directors have received any compensation for services rendered to us except Michael E. Roemer, one of our directors, who received 30,000 founder shares in September 2020. Other than the 30,000 founder shares transferred to Michael E. Roemer, no compensation of any kind, including finders or other similar fees, will be paid to any of our Sponsor, Chief Executive Officer, Chief Financial Officer and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation may not be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 4, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any common stock issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days. Information based on 27,298,500 shares of common stock outstanding as of April 1, 2022, of which 21,838,800 were shares of Class A common stock and 5,459,700 were Class B common stock.

	Amount		Approximate
	and		Percentage
	Nature of		of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Common Stock
John A. Thain(3)	—		*
Philip A. Cooper(3)	—		*
Charles G. Bridge, Jr.(3)	—		*
Stuart W. Holliday(3)	—		*
Capricia P. Marshall(3)	—		*
Michael E. Roemer(3)	30,000	(2)	*
Pine Island Sponsor LLC	5,379,700	(2)	19.7%
All officers and directors as a group (six individuals)	30,000	(2)	*
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is 1300 2455 E. Sunrise Blvd., Suite 1205, Fort Lauderdale, FL 33304.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis.
(3)	Does not include any shares held by Pine Island Sponsor LLC, of which this person is a member.

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

If we do not complete our initial business combination by November 19, 2022 or during any Extension Period, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions. The private placement warrants will not be redeemable by us so long as they are held by the sponsor and independent directors or their permitted transferees. Our sponsor and independent directors, or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than the sponsor and independent directors or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Initial Public Offering.

Equity Compensation Plans

As of December 31, 2021 and 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

We may pay salaries or consulting fees to our sponsor, officers, directors or their affiliates. We may also pay success fees to such individuals upon consummation of our initial business combination.

Other than the monthly administrative fees and salaries, consulting fees or success fees described above, no compensation of any kind, including finder’s fees, will be paid by us to our sponsor, CEO, CFO and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Our sponsor previously loaned to us $300,000. These loans were non-interest bearing, unsecured and were due at the earliest of August 24, 2021, the closing of the Initial Public Offering and if we determined to abandon the Initial Public Offering. The loans were repaid upon the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, officers, directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from other third parties as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2020 and 2021, including services in connection with our initial public offering totaled $61,800 and $95,364, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2020 and 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid Marcum for tax planning and tax advice during the years ended December 31, 2020 and 2021 totaling $7,725 and $0, respectively.

All Other Fees. We did not pay Marcum for other services during the years ended December 31, 2020 and 2021.

Audit Committee Approval

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

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

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April, 2022.

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

Name	Title	Date
/s/ Philip A. Cooper	Chief Executive Officer and Director	April 4, 2022
Philip A. Cooper	(Principal Executive Officer)

/s/ Charles G. Bridge, Jr.	President, Chief Financial Officer	April 4, 2022
Charles G. Bridge, Jr.	(Principal Financial and Accounting Officer)

/s/ John A. Thain	Chairman of the Board of Directors	April 4, 2022
John A. Thain

/s/ Stuart W. Holliday	Director	April 4, 2022
Stuart W. Holliday

/s/ Capricia P. Marshall	Director	April 4, 2022
Capricia P. Marshall

/s/ Michael E. Roemer	Director	April 4, 2022
Michael E. Roemer

PINE ISLAND ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the Period from August 21, 2020 (Inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the Period from August 21, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the Period from August 21, 2020 through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pine Island Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pine Island Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

April 4, 2022

PINE ISLAND ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$16,421	$403,875
Prepaid expenses	407,989	875,684
Total current assets	424,410	1,279,559
Investments held in Trust Account	218,445,931	218,402,560
Total Assets	$218,870,341	$219,682,119

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$142,362	$83,866
Accrued expenses	539,000	90,000
Franchise tax payable	140,986	72,329
Note payable	245,000	—
Total current liabilities	1,067,348	246,195
Derivative warrant liabilities	10,487,550	21,175,240
Deferred underwriting commissions	7,643,580	7,643,580
Total liabilities	19,198,478	29,065,015

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 21,838,800 shares at $10.00 per share as of December 31, 2021 and 2020	218,388,000	218,388,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,459,700 shares issued and outstanding as of December 31, 2021 and 2020	546	546
Additional paid-in capital	—	—
Accumulated deficit	(18,716,683)	(27,771,442)
Total stockholders’ deficit	(18,716,137)	(27,770,896)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$218,870,341	$219,682,119

The accompanying notes are an integral part of these financial statements.

PINE ISLAND ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For The Period
		From August 21,
	For the Year	2020 (inception)
	Ended December	through December
	31, 2021	31, 2020

General and administrative expenses	$1,475,903	$177,141
Franchise tax expense	200,399	72,329
Loss from operations	(1,676,302)	(249,470)
Other income (expenses):
Loss on issuance of Private Placement warrants	—	(933,938)
Change in fair value of derivative warrant liabilities	10,687,690	(1,352,630)
Financing costs- derivative warrant liabilities	—	(753,670)
Gain on investments held in Trust Account	43,371	14,560
Net income (loss)	$9,054,759	$(3,275,148)

Weighted average shares outstanding of Class A common stock	21,838,800	6,991,537
Basic and diluted net income (loss) per share, Class A common stock	$0.33	$(0.27)
Weighted average shares outstanding of Class B common stock	5,459,700	4,997,823
Basic and diluted net income (loss) per share, Class B common stock	$0.33	$(0.27)

The accompanying notes are an integral part of these financial statements.

PINE ISLAND ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	5,459,700	$546	$—	$(27,771,442)	$(27,770,896)
Net income	—	—	—	—	—	9,054,759	9,054,759
Balance - December 31, 2021	—	$—	5,459,700	$546	$—	$(18,716,683)	$(18,716,137)

For the Period from August 21, 2020 (inception) through December 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,459,700	546	24,454	—	25,000
Accretion of Common stock subject to redemption amount	—	—	—	—	(24,454)	(24,496,294)	(24,520,748)
Net loss	—	—	—	—	—	(3,275,148)	(3,275,148)
Balance - December 31, 2020	—	$—	5,459,700	$546	$—	$(27,771,442)	$(27,770,896)

The accompanying notes are an integral part of these financial statements.

PINE ISLAND ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For The Period
		From August 21,
		2020 (inception)
	For the Year Ended	through December
	December 31, 2021	31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$9,054,759	$(3,275,148)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on issuance of Private Placement warrants	—	933,938
Financing cost - derivative warrant liabilities	—	753,670
Change in fair value of derivative warrant liabilities	(10,687,690)	1,352,630
Gain on investments held in Trust Account	(43,371)	(14,560)
Changes in operating assets and liabilities:
Prepaid expenses	467,695	(875,684)
Accounts payable	58,496	53,706
Accrued expenses	449,000	15,000
Franchise tax payable	68,657	72,329
Net cash used in operating activities	(632,454)	(984,119)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(218,388,000)
Net cash used in investing activities	—	(218,388,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related parties	245,000	105,031
Repayment of note payable to related party	—	(105,031)
Proceeds received from sale of units in initial public offering and over-allotment, gross	—	218,388,000
Proceeds received from private placement	—	6,367,760
Offering costs paid	—	(5,004,766)
Net cash provided for financing activities	245,000	219,775,994

Net change in cash	(387,454)	403,875

Cash - beginning of the period	403,875	-
Cash - end of the period	$16,421	$403,875

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$—	$30,160
Offering costs included in accrued expenses	$—	$75,000
Deferred underwriting commissions in connection with the initial public offering	$—	$7,643,580
Forfeiture of Class B common stock	$—	$29

The accompanying notes are an integral part of these financial statements.

Note 1 -  Description of Organization and Business Operations

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company does generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or November 19, 2022 (the “Combination Period”), and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $16,000 in its operating bank account and a working capital deficit of approximately $502,000.

The Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan under the Note from the Sponsor of approximately $105,000 (see Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on November 19, 2020. On September 10, 2021, the Company drew down $50,000 under the Note and as of December 31, 2021 we had drawn an additional $195,000 under the Note. As of December 31, 2021, the Company had $245,000. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 19, 2022. These accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021 and 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, there were no cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. Treasury Bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Company issued 7,279,600 common stock warrants to investors in its Initial Public Offering and Over-Allotment issuance(“Public Warrants”) and issued 4,245,173 Private Placement Warrants. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently have been measured based on the listed market price of such warrants at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 21,838,800 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,524,773 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

			For The Period From August 21,
	For the Year Ended December		2020 (inception) through December
	31, 2021		31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$7,243,807	$1,810,952	$(1,909,887)	$(1,365,261)

Denominator:
Basic and diluted weighted average common stock outstanding	21,838,800	5,459,700	6,991,537	4,997,823

Basic and diluted net income (loss) per common stock	$0.33	$0.33	$(0.27)	$(0.27)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 or 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to applicable income tax examinations since inception.

Recent Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

Related Party Loans

On August 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and was payable upon the completion of the Initial Public Offering. The Company had borrowed approximately $105,000 under the Note and fully repaid to the Sponsor on November 19, 2020. On September 10, 2021, the Company drew down $50,000 under the Note. Subsequently, the Company drew an additional $195,000 under the Note. As of December 31, 2021, the Company had $245,000 outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Note 5 -  Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6 - Derivative Warrant Liabilities

As of December 31, 2021, the Company had 7,279,600 and 4,245,173 Public Warrants and Private Placement Warrants outstanding, respectively.

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

Note 7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 21,838,800 shares of Class A common stock outstanding, all of which were subject to redemption.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$218,388,000
Less:
Fair value of Public Warrants at issuance	(12,520,912)
Offering costs allocated to Class A common stock subject to possible redemption	(11,999,836)
Plus:
Accretion on Class A common stock subject to possible redemption amount	24,520,748
Class A common stock subject to possible redemption	$218,388,000

Note 8 - Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 21,838,800 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and therefore classified as temporary equity in the accompanying balance sheets. See Note 7.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 5,459,700 shares of Class B common stock issued and outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Note 9 - Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy:

	Fair value Measured as of December 31, 2021
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$218,445,578	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$6,624,440	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$3,863,110

	Fair value Measured as of December 31, 2020
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$218,401,527	$—	$—
Liabilities:
Derivative warrant liabilities - Public and Private Placement Warrants	$—	$—	$21,175,240
(1)	Excludes $353 and $1,033 of cash held in the Trust Account as of December 31, 2021 and 2020, respectively.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of December 31, 2021	As of December 31, 2020
Volatility	15.0%	30.0%
Stock price	$9.86	$9.70
Time to M&A	5.83	6
Risk-free rate	1.3%	0.5%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$21,175,240
Transfer of Public Warrants to Level 1	(13,321,670)
Change in fair value of derivative warrant liabilities	(3,990,460)
Derivative warrant liabilities at December 31, 2021	$3,863,110

Note 10 – Income Taxes

The Company’s taxable income primarily consists of gain on investments in the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020:

	December 31, 2021	December 31, 2020
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(342,916)	(49,331)
State	(45,602)	(8,277)
Change in Valuation allowance	388,518	57,608
Income tax provision	$—	$—

The Company’s net deferred tax assets for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryover	$51,528	$14,167
Start-up/Organization costs	394,598	43,441
Total deferred tax assets	446,125	57,608
Valuation allowance	(446,125)	(57,608)
Deferred tax asset, net of allowance	$—	$—

As of December 31, 2021 and 2020, the Company had approximately $215,000 and $58,000 U.S. federal and Florida net operating loss carryovers which can be carried forward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows for the year ended December 31, 2021 and for the period from August 21, 2020 (inception) through December 31, 2020:

	December 31, 2021	December 31, 2020
Statutory Federal income tax rate	21.0%	21.0%
State tax rate, net of federal benefit	2.8%	3.5%
Change in fair value of warrant liabilities and related financing costs	(28.1)%	(18.9)%
Change in Valuation Allowance	4.3%	(5.6)%
Income Taxes Benefit	0.00%	0.00%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.