Form 10-Q
period 2022-06-30
Pine Island Acquisition Corp.
filed 2022-08-15
CIK 1822835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

As of August 15, 2022, 21,838,800 shares of Class A common stock, par value $0.0001 per share, and 5,459,700 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PINE ISLAND ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PINE ISLAND ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$128,781	$16,421
Prepaid expenses	175,489	407,989
Total current assets	304,270	424,410
Investments held in Trust Account	218,514,750	218,445,931
Total Assets	$218,819,020	$218,870,341

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$168,141	$142,362
Accrued expenses	746,261	539,000
Franchise tax payable	98,256	140,986
Note payable	537,000	245,000
Total current liabilities	1,549,658	1,067,348
Derivative warrant liabilities	3,457,430	10,487,550
Deferred underwriting commissions	7,643,580	7,643,580
Total liabilities	12,650,668	19,198,478

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 21,838,800 shares at $10.00 per share as of June 30, 2022 and December 31, 2021	218,388,000	218,388,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,459,700 shares issued and outstanding as of June 30, 2022 and December 31, 2021	546	546
Additional paid-in capital	—	—
Accumulated deficit	(12,220,194)	(18,716,683)
Total stockholders’ deficit	(12,219,648)	(18,716,137)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$218,819,020	$218,870,341

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$151,361	$596,381	$641,748	$866,178
Franchise tax expense	49,863	49,863	99,178	99,577
Loss from operations	(201,224)	(646,244)	(740,926)	(965,755)
Other income:
Change in fair value of derivative warrant liabilities	2,074,460	2,765,940	7,030,120	7,230,260
Gain on investments held in Trust Account	312,626	4,765	207,295	37,189
Net income	$2,185,862	$2,124,461	$6,496,489	$6,301,694

Weighted average shares outstanding of Class A common stock	21,838,800	21,838,800	21,838,800	21,838,800
Basic and diluted net income per share, Class A common stock	$0.08	$0.08	$0.24	$0.23
Weighted average shares outstanding of Class B common stock	5,459,700	5,459,700	5,459,700	5,459,700
Basic and diluted net income per share, Class B common stock	$0.08	$0.08	$0.24	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,459,700	$546	$—	$(18,716,683)	$(18,716,137)
Net income	—	—	—	—	—	4,310,627	4,310,627
Balance - March 31, 2022 (unaudited)	—	—	5,459,700	546	—	(14,406,056)	(14,405,510)
Net income	—	—	—	—	—	2,185,862	2,185,862
Balance - June 30, 2022 (unaudited)	—	$—	5,459,700	$546	$—	$(12,220,194)	$(12,219,648)

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	5,459,700	$546	$—	$(27,771,442)	$(27,770,896)
Net income	—	—	—	—	—	4,177,234	4,177,234
Balance - March 31, 2021 (unaudited)	—	—	5,459,700	546	—	(23,594,208)	(23,593,662)
Net income	—	—	—	—	—	2,124,461	2,124,461
Balance - June 30, 2021 (unaudited)	—	$—	5,459,700	$546	$—	$(21,469,747)	$(21,469,201)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINE ISLAND ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,496,489	$6,301,694
Adjustments to reconcile net income to net cash used in operating activities:
Interest withdrawn from trust to pay for tax obligations	138,476	—
Change in fair value of derivative warrant liabilities	(7,030,120)	(7,230,260)
Gain on investments held in Trust Account	(207,295)	(37,189)
Changes in operating assets and liabilities:
Prepaid expenses	232,500	245,196
Accounts payable	25,779	97,219
Accrued expenses	207,261	334,500
Franchise tax payable	(42,730)	(2,658)
Net cash used in operating activities	(179,640)	(291,498)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	342,000	—
Repayment of note payable to related party	(50,000)	—
Offering costs paid	—	(27,880)
Net cash provided for (used in) financing activities	292,000	(27,880)

Net change in cash	112,360	(319,378)

Cash - beginning of the period	16,421	403,875
Cash - end of the period	$128,781	$84,497

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company does generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $129,000 in its operating bank account and a working capital deficit of approximately $1.2 million.

The Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) from the Sponsor (see Note 4) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company had initially borrowed approximately $105,000 under the Note and fully repaid the Note on November 19, 2020. In 2021, the Company drew down $245,000 under the Note. Subsequently, in 2022, the Company drew down an additional $342,000 under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2022.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, there were no cash equivalents.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 11,524,773 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$1,748,690	$437,172	$1,699,569	$424,892

Denominator:
Basic and diluted weighted average common stock outstanding	21,838,800	5,459,700	21,838,800	5,459,700

Basic and diluted net income per common stock	$0.08	$0.08	$0.08	$0.08

	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$5,197,191	$1,299,298	$5,041,355	$1,260,339

Denominator:
Basic and diluted weighted average common stock outstanding	21,838,800	5,459,700	21,838,800	5,459,700

Basic and diluted net income per common stock	$0.24	$0.24	$0.23	$0.23

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to applicable income tax examinations since inception.

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Adopted Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying condensed financial statements.

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

Subsequently, in 2022, the Company drew an additional $342,000 under the Note. As of June 30, 2022 and December 31, 2021, the Company had $537,000 and $245,000 outstanding under the Note, respectively.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Note 6 — Derivative Warrant Liabilities

As of June 30, 2022, the Company had 7,279,600 and 4,245,173 Public Warrants and Private Placement Warrants outstanding, respectively.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 21,838,800 shares of Class A common stock outstanding, all of which were subject to redemption.

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$218,388,000
Less:
Fair value of Public Warrants at issuance	(12,520,912)
Offering costs allocated to Class A common stock subject to possible redemption	(11,999,836)
Plus:
Remeasurement of Class A common stock subject to possible redemption amount	24,520,748
Class A common stock subject to possible redemption	$218,388,000

Note 8 — Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 21,838,800 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and therefore classified as temporary equity in the accompanying unaudited condensed balance sheets. See Note 7.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,459,700 shares of Class B common stock issued and outstanding.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 9 — Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair value Measured as of June 30, 2022
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$218,513,200	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$2,183,880	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$1,273,550

	Fair value Measured as of December 31, 2021
Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account (1)	$218,445,578	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$6,624,440	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$3,863,110
(1)	Excludes $975 and $353 of cash held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

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

PINE ISLAND ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of June 30, 2022	As of December 31, 2021
Volatility	9.3%	15.0%
Stock price	$9.87	$9.86
Time to M&A	5.33	5.83
Risk-free rate	3.0%	1.3%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the six months ended June 30, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$3,863,110
Change in fair value of derivative warrant liabilities - Level 3	(1,825,430)
Derivative warrant liabilities at March 31, 2022 - Level 3	2,037,680
Change in fair value of derivative warrant liabilities - Level 3	(764,130)
Derivative warrant liabilities at June 30, 2022 - Level 3	$1,273,550

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

For the three months ended June 30, 2022, we had net income of approximately $2.2 million, which consisted of approximately $2.1 million in change in the fair value of derivative warrant liabilities and approximately $313,000 of income on investments held in the Trust Account, offset by approximately $151,000 of general and administrative expenses and approximately $50,000 of franchise tax expense.

For the three months ended June 30, 2021, we had a net income of approximately $2.1 million, which consisted of approximately $2.8 million in change in the fair value of derivative warrant liabilities and approximately $5,000 of income on investments held in the Trust Account offset by approximately $596,000 of general and administrative expenses and approximately $50,000 of franchise tax expense.

For the six months ended June 30, 2022, we had net income of approximately $6.5 million, which consisted of approximately $7.0 million in change in the fair value of derivative warrant liabilities and approximately $207,000 of gain on investments held in the Trust Account, offset by approximately $642,000 of general and administrative expenses and approximately $99,000 of franchise tax expense.

For the six months ended June 30, 2021, we had a net income of approximately $6.3 million, which consisted of approximately $7.2 million in change in the fair value of derivative warrant liabilities and approximately $37,000 of income on investments held in the Trust Account, offset by approximately $866,000 of general and administrative expenses and approximately $100,000 of franchise tax expense.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $129,000 in our operating bank account and a working capital deficit of approximately $1.2 million.

Our liquidity needs to date have been satisfied through a capital contribution of $25,000 from our Sponsor to purchase the Founder Shares, a loan under the Note from our Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We had initially borrowed approximately $105,000 under the Note and fully repaid the Note on November 19, 2020. In 2021, we drew down $245,000 under the Note. Subsequently, in 2022, we drew down and additional $342,000. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us loans (“Working Capital Loans’). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of our Annual Report on Form 10-K as filed with the SEC on April 4, 2022 (the “2021 Form 10-K”) and our Quarterly Report on Form 10-Q for the period ended March 31, 2022 as filed with the SEC on May 17, 2022 (the “Q1 2022 Form 10-Q”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K and Q1 2022 Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2022.

PINE ISLAND ACQUISITION CORP.
By:	/s/ Philip A. Cooper
Name:	Philip A. Cooper
Title:	Chief Executive Officer